Form 10-K
IndyMac Residential Mortgage-Backed Trust, Series 2006-L4
filed 2007-03-30
CIK 1383359

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2006

                      Commission file number: 333-134691-04

          IndyMac Residential Mortgage-Backed Trust Series 2006-L4 (Exact name of issuing entity as specified in its Charter)

                             IndyMac ABS, Inc.
  (Exact name of depositor (registrant on behalf of the issuing entity)as specified in its Charter)

                          IndyMac Bank, F.S.B
           (Exact name of sponsor as specified in its Charter)

                    Delaware                                95-4685267
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

          155 North Lake Avenue
          Pasadena, California                           91101
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (800) 669-2300

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.         [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter
     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     The consolidated balance sheets of Ambac Assurance Corporation ("Ambac") as of the most recent calendar year ended and the related consolidated statements of income, changes in shareholder's equity and cash flows for the calendar year then ended and the interim consolidated balance sheet of Ambac as of the most recent calendar quarter ended, and the related statements of income, changes in shareholder's equity and cash flows for the calendar quarter ended, included in the Annual Report on Form 10-K and Quarterly Report on Form 10-Q of Ambac, respectively, are hereby incorporated by reference into this Form 10-K and shall be deemed to be part hereof. Any statement contained in a document incorporated herein by reference shall be modified or superseded for the purposes of this Form 10-K to the extent that a statement contained herein by reference also modifies or supersedes such statement. Any statement so modified or superseded shall not be deemed, except as so modified or superseded, to constitute a part of this Form 10-K.

     PART I

     ITEM 1.  Business.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 1A.  Risk Factors.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 1B.  Unresolved Staff Comments.

     Not Applicable.

     ITEM 2.  Properties.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 3.  Legal Proceedings.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Omitted in accordance with General Instruction J to Form 10-K.

     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 6.  Selected Financial Data.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 8.  Financial Statements and Supplementary Data.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 9A.  Controls and Procedures.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 9A(T)  Controls and Procedures.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 9B. Other Information.

     None.

     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 11.  Executive Compensation.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 14.  Principal Accounting Fees and Services.

     Omitted in accordance with General Instruction J to Form 10-K.

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

         (1) None.

         (2) Not Applicable.

         (3) The exhibits filed in response to item 601 of Regulation S-K are listed in the Exhibit Index.

     (b) See (a)(3) above.

     (c) Not Applicable.

     PART IV

     Additional Items Required by General Instruction J (2)

     Item 1112(b) of Regulation AB, Significant Obligor Financial Information. None.

     Item 1114(b)(2) and Item 1115(b) of Regulation AB, Significant Enhancement Provider Information.

     1114(b)(2).

     The consolidated balance sheets of Ambac Assurance Corporation ("Ambac") as of the most recent calendar year ended and the related consolidated statements of income, changes in shareholder's equity and cash flows for the calendar year then ended and the interim consolidated balance sheet of Ambac as of the most recent calendar quarter ended, and the related statements of income, changes in shareholder's equity and cash flows for the calendar quarter ended, included in the Annual Report on Form 10-K and Quarterly Report on Form 10-Q of Ambac, respectively, are hereby incorporated by reference into this Form 10-K and shall be deemed to be part hereof. Any statement contained in a document incorporated herein by reference shall be modified or superseded for the purposes of this Form 10-K to the extent that a statement contained herein by reference also modifies or supersedes such statement. Any statement so modified or superseded shall not be deemed, except as so modified or superseded, to constitute a part of this Form 10-K.

     1115(b): Not Applicable.

     Item 1117 of Regulation AB, Legal Proceedings.
     No applicable updates.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.
     No applicable updates.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria. See Item 15, Exhibits 33.1, 33.2, 33.3, 34.1, 34.2 and 34.3.

     Item 1123 of Regulation AB, Servicer Compliance Statement.
     See Item 15, Exhibit 35.1.











                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               By: INDYMAC ABS, INC.,
                               as Depositor on behalf of the Registrant

                                      By:  /s/: Blair Abernathy
                                           Blair Abernathy
                                           Chief Executive Officer
                                           Senior Officer In Charge of
                                           Securitization


     Date: March 22, 2007














     EXHIBIT INDEX

     Exhibit Document

      3(i) Company's Certificate of Incorporation (Filed as Exhibit
           3.1 to Registration Statement on Form S-3 (File No. 333-134691).*

     3(ii) Company's By-laws (Filed as Exhibit 3.2 to Registration
           Statement on Form S-3 (File No. 333-134691).*

      4.1 Pooling and Servicing Agreement (Filed as part of the Current Report on Form 8-K filed on February 1, 2007 under the
           Commission file number of the Issuing Entity).*

      4.2 Amendment No. 1 to the Pooling and Servicing Agreement (Filed as part of the Current Report on Form 8-K filed on March 26, 2007 under the Commission file number of the Issuing Entity).*

      31   Section 302 Certification.

      33.1 Servicer's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.2 Newport Management Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.3 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      34.1 Servicer's Annual Attestation Report on Assessment of
           Compliance with Servicing Criteria for Year End
           December 31, 2006.

      34.2 Newport Management Corporation's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

      34.3 Trustee's Annual Attestation Report on Assessment of
           Compliance with Servicing Criteria for Year End
           December 31, 2006.

      35.1 Servicer's Annual Statement of Compliance for Year End
           December 31, 2006 pursuant to Item 1123 of Regulation AB.
___________________________________
* Incorporated herein by reference.